Form 10-K
GSAMP Trust 2006-S1
filed 2007-04-02
CIK 1349765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

           Commission file number of issuing entity: 333-127620-18

                              GSAMP Trust 2006-S1
          (Exact name of issuing entity as specified in its Charter)

                          GS Mortgage Securities Corp.
          (Exact name of depositor as specified in its Charter)

                        Goldman Sachs Mortgage Company
            (Exact name of sponsor as specified in its Charter)

                                                      Remic I 61-1499446
                                                     Remic II 30-0351590
                  Delaware                      Grantor Trust 35-6768986
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          85 Broad Street
          New York, New York                                    10004
(Address of principal executive offices                     (Zip Code
          of issuing entity)                             of issuing entity)

            Telephone number, including area code of issuing entity:
                               (212) 902-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         Not Applicable

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     Additional Disclosure Item For Regulation AB

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB, Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

     None.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     a) See Exhibits 33 and 34.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3)
            Exhibit 4.1 Pooling and Servicing Agreement dated as of January 1, 2006 among GS Mortgage Securities Corp., as depositor, Long Beach Mortgage Company as master servicer and responsible party, and Deutsche Bank National Trust Company as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on February 13, 2006).

            Exhibit 4.2 Amendment No.1 to the Pooling and Servicing Agreement dated as of May 1,2006 among GS Mortgage Securities Corp., as depositor, Long Beach Mortgage Company as master servicer and responsible party, and Deutsche Bank National Trust Company as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 5, 2006).

            Exhibit 31 Section 302 Certification.

            Exhibit 33.1 Washington Mutual Bank's Annual Report on Assessment of Compliance for Year End December 31, 2006.

            Exhibit 33.2 Assurant Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

            Exhibit 33.3 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2006.

            Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank's Report (Exhibit 33.1) for Year End December 31, 2006.

            Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Assurant Inc.'s Report (Exhibit 33.2) for Year End December 31, 2006.

            Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.3) for Year End December 31, 2006.

            Exhibit 35.1 Washington Mutual Bank's Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.




                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By: GS Mortgage Securities Corp.,
                               as Depositor

                                      By:  /s/ Michelle Gill
                                           Michelle Gill
                                           Vice President


     Date: March 30, 2007





     EXHIBIT INDEX

     Exhibit Document

       4.1 Pooling and Servicing Agreement dated as of January 1,
           2006 among GS Mortgage Securities Corp., as depositor, Long Beach Mortgage Company as master servicer and responsible party, and Deutsche Bank National Trust Company as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on February 13, 2006).

       4.2 Amendment No.1 to the Pooling and Servicing Agreement dated as of May 1,2006 among GS Mortgage Securities Corp., as depositor, Long Beach Mortgage Company as master servicer and responsible party, and Deutsche Bank National Trust Company as trustee
          (incorporated herein by reference from Exhibit 4.1 of the Current
           Report on Form 8-K of the registrant, as filed with the Commission on May 5, 2006).

      31   Section 302 Certification.

      33.1 Washington Mutual Bank's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Assurant Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Washington Mutual Bank's Report (Exhibit 33.1) for Year End December 31, 2006.

      34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Assurant Inc.'s Report (Exhibit 33.2) for Year End December 31, 2006.

      34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.3) for Year End December 31, 2006.

      35.1 Washington Mutual Bank's Annual Statement of Compliance for Year End December 31, 2006.