Form 10-K/A
period 2006-03-31
GSAMP Trust 2006-S1
filed 2008-05-21
CIK 1349765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

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

     None.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     (a) See Exhibits 33 and 34.

     (b) Material Instances of Noncompliance:

     Assurant, Inc. has identified the following instances of noncompliance:

     Assurant, Inc. previously excluded the applicable servicing criteria Item 1122 (d)(4)(xii) from the scope of its assessment of compliance. Assurant, Inc. has now assessed its compliance with the Applicable Servicing
     Criteria for the Reporting Period and has identified a material instance of noncompliance with that servicing criterion. Specifically, Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item(d)(4)(xii). Accordingly, Assurant, Inc. has restated its previous assessment for the Reporting Period, which excluded evaluation of the criterion, to include the criterion and reflect the material noncompliance as a result of its assessment. On or about March 11, 2008, Assurant, Inc. provided the Registrant with a management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB and a registered public accounting firm assessment as set forth in Item 1122(b) of Regulation AB (the "Assurant Reports"). The Assurant Reports are attached as Exhibit
     33.2 and Exhibit 34.2 respectively, to this report.

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


                               By: GS Mortgage Securities Corp.,
                               as Depositor

                                      By:  /s/ Michelle Gill
                                           Michelle Gill
                                           Vice President
                                           (Senior Officer in Charge of
                                           Securitization of the Depositor)



     Date: May 21, 2008





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